Form 10-Q
period 2007-06-30
MILLENNIUM ETHANOL, LLC
filed 2007-08-14
CIK 1397399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           .

Commission file number 000-52608

MILLENNIUM ETHANOL, LLC

(Exact name of registrant as specified in its charter)

SOUTH DAKOTA	20-3477343
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 North Broadway Avenue

PO Box 357

Marion, South Dakota  57403

(Address of principal executive offices)

(605) 648-3941

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐         Accelerated Filer ☐         Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The registrant’s units are not traded on an exchange or in any public market.  As of June 30, 2007, there were 40,250,000 Class A units and 1,000,000 Class B units outstanding.

Unless the context indicates or otherwise requires, the terms “the Company”, “we”, “our” and “us” refer to Millennium Ethanol, LLC.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MILLENNIUM ETHANOL, LLC

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$157,001	$24,966,719
Interest receivable	—	1,246
Excise tax refund receivable	1,103,417	—
Prepaid expenses	68,526	56,548

TOTAL CURRENT ASSETS	1,328,944	25,024,513

PROPERTY AND EQUIPMENT
Building	297,258	—
Office equipment	46,643	15,987
Vehicle	24,659	—
Land	1,175,163	1,174,493
Construction in progress	80,744,912	25,335,368
	82,288,635	26,525,848
Less accumulated depreciation	9,477	909
	82,279,158	26,524,939

OTHER ASSETS
Construction escrow account	31,365	10,000
Deferred financing costs, net of amortization	4,042,179	3,798,162
Water treatment plant costs	2,928,000	2,928,000
	7,001,544	6,736,162

TOTAL ASSETS	$90,609,646	$58,285,614

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$821,859	$66,901
Accrued expenses	73,104	21,039
Construction costs payable, including retained amounts of $5,738,559 and $2,112,876 at June 30, 2007 and December 31, 2006, respectively	17,782,450	2,173,808

TOTAL CURRENT LIABILITIES	18,677,413	2,261,748

UNEARNED GRANT INCOME	1,939,063	—

SUBORDINATED CONVERTIBLE NOTE PAYABLE	15,213,333	14,078,867
LONG-TERM DEBT	14,142,388	—

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY

Class A member units, 40,250,000 units outstanding as of June 30, 2007 and December 31, 2006	40,221,677	40,221,677
Class B member units, 1,000,000 units outstanding	2,116,930	2,116,930
Deficit accumulated during development stage	(1,701,158)	(393,608)
	40,637,439	41,944,999

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$90,609,636	$58,285,614

See notes to condensed financial statements.

MILLENNIUM ETHANOL, LLC

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

			Period from
	Three Months	Six Months	Inception
	Ended	Ended	(September 6, 2005)
	June 30,	June 30,	to June 30,
	2007	2007	2007
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$—	$—	$—

OPERATING EXPENSES
Organizational expense	—	—	501,092
Management fees	105,000	210,000	520,000
Professional and consulting fees	160,440	352,497	723,236
Merger expenses	724,402	724,402	724,402
General and administrative	109,735	291,060	468,520

OPERATING LOSS	(1,099,577)	(1,577,959)	(2,937,250)

NON OPERATING INCOME
Interest income	54,247	270,409	1,236,092

NET LOSS	$(1,045,330)	$(1,307,550)	$(1,701,158)

NET LOSS PER MEMBER UNIT - BASIC	$(0.03)	$(0.03)	$(0.06)
NET LOSS PER MEMBER UNIT - DILUTED	$(0.03)	$(0.03)	$(0.06)

WEIGHTED AVERAGE MEMBER UNITS OUTSTANDING - BASIC	41,250,000	41,250,000	30,440,814
WEIGHTED AVERAGE MEMBER UNITS OUTSTANDING - DILUTED	41,250,000	41,250,000	30,440,814

See notes to condensed financial statements.

MILLENNIUM ETHANOL, LLC

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

		Period from
	Six Months	Inception
	Ended	(September 6, 2005)
	June 30,	to June 30,
	2007	2007
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net loss	$(1,307,550)	$(1,701,158)
Changes to net loss not affecting cash
Depreciation	8,568	9,477
Equity issued in exchange for services	—	500,000
Changes in current assets and liabilities
Interest receivable	1,246	—
Prepaid expenses	(11,978)	(68,526)
Accounts payable	453,842	515,715
Accrued expenses	52,065	73,104

NET CASH USED IN OPERATING ACTIVITIES	(803,807)	(671,388)

INVESTING ACTIVITIES
Purchase of property and equipment	(39,809,857)	(62,045,552)
Payment of water treatment plant costs	—	(2,928,000)
Payments to construction escrow account	(21,365)	(31,365)

NET CASH USED IN INVESTING ACTIVITIES	(39,831,222)	(65,004,917)

FINANCING ACTIVITIES
Proceeds from subordinated convertible note payable, including $2,000,000 attributed to beneficial conversion feature	—	14,000,000
Proceeds from long-term debt	14,142,388	14,142,388
Payment of deferred financing costs	(256,140)	(4,086,752)
Sale of membership units and collection of unit subscriptions	—	40,045,000
Payment of costs of raising capital	—	(206,393)
Proceeds from tax increment financing	1,939,063	1,939,063

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,825,311	65,833,306

NET INCREASE (DECREASE) IN CASH	(24,809,718)	157,001

CASH - beginning of period	24,966,719	—

CASH - end of period	$157,001	$157,001

See notes to condensed financial statements.

MILLENNIUM ETHANOL, LLC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A:  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying balance sheet as of December 31, 2006, which has been derived from the Company’s audited financial statements, and the unaudited June 30, 2007 condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the unaudited financial statements contain all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented.

Management is required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenues and expenses the Company has reported, and its disclosure of contingent assets and liabilities at the date of the financial statements. The results of the interim periods are not necessarily indicative of the results for the full year. Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and the related notes included in the Registration Statement on Form 10 previously filed with the Securities and Exchange Commission as of December 31, 2006.

DERIVATIVE FINANCIAL INSTRUMENTS - The Company enters into forward cash purchase contracts for corn, which meets the definition of a derivative under the Financial Accounting Standards Board Statement of Accounting Standards No. 133, but qualify for the normal purchases exception to fair value accounting.  These contracts provide for the purchase of corn that will be delivered in quantities expected to be used over a reasonable period in the normal course of business.  These contracts are not marked to market in the financial statements.

EARNINGS PER UNIT – Weighted average member units totaling 21,176,471 related to the subordinated convertible note payable were not included in the computation of diluted earnings per unit for the three and six  months ended June 30, 2007 and 7,795,969 for the period from inception (September 6, 2005) to June 30, 2007 because of the Company’s net loss.

RECENTLY ISSUED ACCOUNTING STANDARDS - In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  FASB Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  Specifically, it sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs.  The provisions of FASB Statement No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, for which the provisions of FASB Statement No. 157 should be applied retrospectively.  The Company will adopt FASB Statement No. 157 in the first quarter of 2008 and is evaluating the effect, if any; it may have on financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- Including and amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value.  The Company will adopt FASB Statement No. 159 in the first quarter of 2008 and is evaluating the effect, if any it may have on financial position or results of operations.

NOTE B:  LONG TERM DEBT

As of June 30, 2007, $14,142,388 had been advanced on the construction term loan, and the Company was in compliance with all terms, covenants and conditions of the senior loan agreement.  After all equity proceeds and subordinated debt and tax increment financing have been spent on Project costs, and other conditions precedent to the initial advance are satisfied, including for example that there be no event of default, then construction loan advances may be used to pay Project costs.

NOTE C:  COMMITMENTS AND CONTINGENCIES

Forward Purchase Contracts

As of June 30, 2007, the Company has entered into forward contracts to purchase 7,554,199 bushels of corn at various contract prices per bushel through October, 2010.

Tax Increment Financing (TIF)

In February 2007, the Company received a net grant of $1,939,063 from the proceeds of tax increment financing bonds issued by Turner County, South Dakota.  Under South Dakota law, proceeds from tax increment financing are not a liability of the Company but are an obligation of the taxing district issuing the bonds.  The grant was provided to fund improvements to the property owned by the Company and the bonds will be repaid by Turner County from the incremental increase in property taxes related to the improvement of the Company’s real property.  The proceeds of the financing have been recorded as deferred revenue and will be amortized into income based on the life of the related property and equipment.

Agreement and Plan of Merger

On May 31, 2007, the Company entered into a merger agreement (the “Merger Agreement”) with US BioEnergy Corporation, a South Dakota corporation (“US BioEnergy”) pursuant to which US BioEnergy would acquire the Company (the “Acquisition”) in consideration of $135 million payable to the Company’s members in US BioEnergy common stock, cash, or any combination thereof at US BioEnergy’s election. US BioEnergy would also assume the Company’s debt incurred for plant construction. The consummation of the Acquisition is subject to a number of conditions, including the approval of the Acquisition by the Company’s members and receipt of third party and regulatory approvals.

In the event of the closing of the merger, the Company shall be reimbursed by US BioEnergy for reasonable out-of-pocket expenses incurred by the Company prior to May 8, 2007 in connection with certain tax-exempt bond financing transactions not to exceed $370,000.  In addition, in the event that the agreement is terminated for reasons forbidden in the agreement the Company shall be obligated to pay US BioEnergy $6,000,000 if done on or before September 30, 2007 and $3,000,000 if terminated after September 30, 2007.  See management’s discussion and analysis and results of operations in the accompanying Form 10-Q for additional information on the merger agreement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION

Disclosure Regarding Forward-looking Statements

This report contains statements which, to the extent that they do not recite historical fact, constitute “forward-looking statements”.  The words “believe,” “expect,” “estimate,” “may,” “will,” “could,” “plan” or “continue” and similar expressions are intended to identify forward-looking statements.  Such forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward-looking statements made by us or on our behalf.  These risks and uncertainties include, but are not limited to:

•                  Risks related to the units;

•                  Risks related to future debt financing;

•                  Risks related to construction and development of the plant;

•                  Risks related to proposed operations;

•                  Government and regulatory risks; and

•                  Risks related to tax issues in a limited liability company.

In addition, this report contains industry data related to our business and the markets in which we operate.  This data includes projections that are based on a number of assumptions.  If these assumptions turn out to be incorrect, actual results could differ from the projections.

We caution you that forward-looking statements are only predictions and that actual events or results may differ materially.  In evaluating these statements, you should specifically consider the various factors that could cause actual events or results to differ materially from those indicated by the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements.  We do not undertake any obligation to update or revise any forward-looking statements.  All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors.

Business Summary

Millennium Ethanol, LLC is a limited liability company organized under the laws of the state of South Dakota on September 6, 2005.  We are constructing a 100 million gallon per year dry mill ethanol plant in Turner County, South Dakota, that will process corn into ethanol and distillers grains.

We are a development stage company with no revenues from operations.   To date, we have devoted our efforts principally to planning and constructing our proposed ethanol plant and related activities.  We broke ground on plant construction at our site in Turner County, South Dakota in July, 2006.  Until construction of the proposed ethanol plant has been completed and operations have begun, we will have no revenue, and non operating interest earned by investment of our resources and our expenses will be associated with the development of our business.  Full production at the plant is scheduled to begin approximately February 2008.

Our plant is designed to use a dry milling process to produce fuel-grade ethanol as its main product and distillers grains as a co-product.  The plant has a design capacity to produce 100 million gallons of ethanol per year.  In addition, we expect the plant will produce approximately 320,000 tons of dried distillers grains with solubles (DDGS) each year.

As we have previously disclosed, US BioEnergy Corporation has agreed to acquire Millennium Ethanol, LLC under the terms of a merger agreement between the companies that is described in the proxy statement/prospectus dated July 27, 2007 and first mailed to our voting members on or about July 30, 2007.  Under the terms of the merger agreement, it is anticipated that a newly formed, wholly-owned subsidiary of US BioEnergy will merge with and into Millennium with Millennium surviving the merger as a wholly-owned subsidiary of US BioEnergy. Upon completion of the merger, each outstanding Millennium unit will be converted, pursuant to a formula set forth in the merger agreement, into the right to receive a portion of the aggregate merger consideration. The merger agreement and the proposed transaction with US BioEnergy will be submitted to our voting members for approval at a special meeting to be held on Tuesday, August 28, 2007.

Under the terms of the merger agreement:

•                  if the average per share closing price of US BioEnergy’s common stock on the NASDAQ Global Market for the ten most recent trading days ending on the trading day one day prior to the date of the special meeting is greater than or equal to $15.88 per share, the aggregate merger consideration is 8.5 million shares of US BioEnergy common stock, and

•                  if the average per share closing price of US BioEnergy’s common stock on the NASDAQ Global Market for the ten most recent trading days ending on the trading day one day prior to the date of the special meeting is less than $15.88 per share, the aggregate consideration payable to Millennium’s members in the transaction is $135 million payable in US BioEnergy common stock (with any shares issued valued at the average per share closing price described above), cash or any combination thereof at US BioEnergy’s election; provided, that in no event will US BioEnergy issue more than 11.5 million shares of stock in the merger. If US BioEnergy would be required to issue more than 11.5 million shares of stock to provide $135 million of value (with any shares issued valued at the average per share closing price described above), US BioEnergy will pay the balance of the consideration in cash.

In either case, the aggregate merger consideration will be reduced by certain expenses, as described in “The Merger Agreement — Conversion of Millennium Units in the Merger” beginning on page 79 of the proxy statement/prospectus previously distributed to our voting members.

Pursuant to the terms of the merger agreement, the aggregate merger consideration (net of expenses as described above) will be allocated to our different classes of units as follows:

•                  each Class A unit will be converted into the right to receive its pro rata share of 61.08% of the aggregate net merger consideration;

•                  each Class B unit will be converted into the right to receive its pro rata share of 5% of the aggregate net merger consideration; and

•                  each Class C unit will be converted into the right to receive its pro rata share of 33.92% of the aggregate net merger consideration

The consummation of the merger agreement is subject to a number of conditions, including the approval of the acquisition by the Company’s members and receipt of third party and regulatory approvals.  In the event that (1) US BioEnergy terminates the agreement because the Company’s Board of Managers withdraws its recommendation for the approval of the agreement, or (2) the Company’s members do not approve the agreement and the Company enters into another agreement to be acquired within six months thereafter, the Company may be required to pay US BioEnergy up to $6.0 million.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods.  On an ongoing basis, we evaluate our estimates and judgments related to these estimates.  We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Long Lived Assets

Depreciation on property and equipment is provided on the straight-line method over the estimated useful lives of the assets. Economic circumstances or other factors may cause managements estimates of useful lives to differ from actual.

Other assets primarily consist of water treatment plant costs which will be amortized to expense over the estimated useful life of the water treatment facility as it relates to the ethanol plant and financing costs which will be amortized to expense over the term of the related debt instrument by a method which approximates the interest method.

DERIVATIVE FINANCIAL INSTRUMENTS - The Company enters into forward cash purchase contracts for corn, which meets the definition of a derivative under the Financial Accounting Standards Board Statement of Accounting Standards No. 133, but qualify for the normal purchases exception to fair value accounting.  These contracts provide for the purchase of corn that will be delivered in quantities expected to be used over a reasonable period in the normal course of business.  These contracts are not marked to market in the financial statements.

Results of Historical Operations

As indicated above, we are in the process of constructing the ethanol plant that will be our active business if the proposed merger with US BioEnergy is not completed. (If the proposed merger is approved by our voting members, Millennium Ethanol will no longer be an independent entity, but will be a subsidiary of US BioEnergy.)

Until construction of the proposed ethanol plant has been completed and operations have begun, we will have no revenue and non operating interest earned by investment of our resources and our expenses will be associated with the development of our business. During the three months ended June 30, 2007 we had a net loss of $1,045,330, in comparison to a net loss during the six months ended June 30, 2007 of $1,307,550 and a net loss during the period from inception through December 31, 2006 of $1,701,158. The net loss during the three months ended June 30, 2007 reflects interest income during such three month period earned on a significantly smaller amount of equity investment available to earn interest income due to our expenditures in connection with construction of our proposed ethanol plant.  In addition, during the three months ended June 30, 2007, we incurred $724,402 of merger related costs.

Our expenses during the three months ended June 30, 2007 totaled $1,099,577 in comparison to expenses during the six months ended June 30, 2007 of $1,577,959 and expenses during the period from inception through June 30, 2007 of $2,937,250.  This increase reflects Millennium’s continuing development stage activities.  During the three months ended June 30, 2007 we had non operating interest income of $54,247, in comparison to non operating interest income of $270,409 during the six month period ended June 30, 2007 and non operating interest income during the period from our inception on September 6, 2005 through June 30, 2007 of $1,236,092.  The decrease in our non operating income reflects the smaller amounts we had to invest during the most recent three month period due to the payment of construction costs and development stage expenses.  In addition, during the three months ended June 30, 2007, we incurred $724,402 of merger related costs.

Future Plan of Operations

If the proposed merger with US BioEnergy is not completed, we expect to spend the next several months continuing site development, permitting and plant construction, as well as preparing for start-up operations, including recruiting qualified personnel to operate our plant. We anticipate that our losses will continue to increase until the ethanol plant is operational.  The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to total approximately $154,755,000.

Site Development and Permitting. We have entered into various consulting arrangements for the completion of site development and permitting associated with our plant, including agreements for engineering services and engineering design services for a rail track and environmental services including air pollution control permit applications, environmental assessments and other permitting work.

Plant Construction and Equipment. We have entered into a lump-sum design-build agreement with Fagen for the construction of our ethanol plant. Under the agreement, Fagen is to provide the process design and engineering, construction, equipment purchases and installation.

Start-Up Costs. In anticipation of plant-start up, we will incur various pre-production costs. As of plant start-up, we will also need to finance spare parts and corn, chemicals, yeast, denaturant, ethanol and distillers grains inventory.

Production Costs

We expect that corn and energy costs will represent approximately eighty-two percent (82%) of production costs (at current prices and after adjusting for depreciation and amortization).  Corn, as the feedstock to produce ethanol, represents approximately sixty percent (60%) to sixty-two percent (62%) of the total production costs and natural gas represents ten to fifteen percent (10-15%) of production costs.  We believe that controlling a reliable supply of feedstock and minimizing the costs associated with feedstock and energy are critical to the success of any ethanol plant.

Corn - In 2005, South Dakota was the sixth largest corn producing state in the United States.  The ten-county area surrounding our plant produced an annual average of approximately 126.3 million bushels of corn for the six-year period 2000-2005 according to the USDA National Agricultural Statistics Service.

We believe that the lowest cost feedstock will be locally grown corn.  We have entered into a corn procurement and storage agreement with FREMAR, LLC (“FREMAR”).  The plant will use approximately thirty-six (36) million bushels annually.  FREMAR, currently handles approximately seventeen (17) million bushels of corn annually through its grain elevator.  FREMAR’s plan is to direct this corn to our plant and to procure an additional approximately nineteen (19) million bushels annually by retaining the corn exported out of the region.  Adjusting for the corn already handled by FREMAR, the approximately nineteen (19) million bushels FREMAR, will need to procure and retain in the region is approximately 30.5 percent of the corn exported out of the region annually by elevators other than the elevator operated by FREMAR.

The corn storage capacity at existing grain handling facility adjacent to the plant is 8.575 million bushels.  We will construct storage for an additional one (1) million bushels of corn on its site.  This storage capacity may be utilized if market conditions warrant and the total capacity is equal to over three months of the required feedstock needs of our plant.

Energy - The plant will be a natural-gas-fired facility.  We have entered into a ten-year agreement with Northern Natural Gas to supply natural gas capacity to the facility.  However, that contract is subject to final regulatory approval.  Our risk management for energy needs will be provided by Energy Management & Consulting Services, LLC.

Rail - BNSF Railroad currently serves FREMAR’s grain handling facility (110-car rail load-out capability) and the rail line bisects FREMAR’s site and the site of our plant.  We will install switching and rail siding dedicated to 95-car outbound ethanol and 100-car outbound DDGS, with the capability for inbound corn.  With BNSF discounts for unit trains, we estimate it will save approximately $4,300,000 a year compared to smaller plants which utilize smaller blocks of cars.  We also believe that the discount spreads will continue to widen as destination markets continue to come on line.  This has already occurred in the whole grain industry as railroads have increased prices for inefficient users.  The adjacent grain facility was the second largest shuttle loader on the BNSF in the four-state area of South Dakota, North Dakota, Minnesota, and Montana for the two-year period 2004-2005.

Trends and Uncertainties Impacting the Ethanol Industry and Our Future Operations

If the proposed merger with US BioEnergy is not completed, we expect ethanol and distillers grains sales to constitute the bulk of our future revenues.  If we are able to construct the plant and begin operations, we will be subject to industry-wide factors that affect our operating and financial performance.  These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains will be processed; the cost of natural gas, which we will use in the production process; dependence on our ethanol marketer and distillers grains marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; possible legislation at the federal, state and/or local level; changes in federal ethanol tax incentives and the cost of complying with extensive environmental laws that regulate our industry.  We expect our future cost of goods sold will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale.  As with other commodities, the price of corn, natural gas, ethanol and distillers grains can fluctuate significantly.  Any significant increase in the price of our inputs without corresponding increases in the prices of our outputs would be expected to have a material adverse effect upon our potential net income.

Liquidity and Capital Resources

As of June 30, 2007, we had current assets of $1,328,944 consisting primarily of an excise tax refund receivable.  As of June 30, 2007, we had current liabilities of $18,677,413.  Since our inception through June 30, 2007, we have an accumulated deficit of $1,701,158.  Total liabilities and members’ equity as of June 30, 2007 was $90,609,646.

We estimate the total cost of our ethanol plant project through construction and start-up to be $154,755,000.  We intend to fund the construction of our ethanol plant with our financing arrangements in the form of a combination of equity investments, a construction loan, and subordinated convertible mezzanine debt.

We believe that with the cash generated from the proceeds from our equity offerings and the debt financing we have secured, as described in the following paragraphs, we will have adequate funds to support our projected working capital and capital expenditures for the construction of our ethanol plant until it begins operation, currently projected to be approximately February 2008, assuming that the proposed merger with US BioEnergy is not completed.

Contractual Obligations and Commercial Commitments

Senior Debt

On June 22, 2006, we entered into a construction/term loan agreement with Dougherty Funding LLC which provides for a new construction term loan commitment of $90,000,000 to be used for the construction of the ethanol plant. A portion of the construction loan commitment may be replaced by the proceeds of the tax exempt bonds and, therefore, the maximum amount to be disbursed under the construction loan may be reduced to approximately $65,000,000. The senior debt is secured by substantially all of our assets. Under the terms of the agreement, distributions to members, including tax distributions, cannot exceed 75% of pre-tax net income. In addition, distributions cannot be made if our debt service coverage ratio, as defined, is less than 1.25x. We are also restricted from incurring additional debt, and are limited to capital leases of $250,000 and operating leases with annual rents of $100,000. The term of the senior construction loan commitment allows advances to be made through May 31, 2008. The senior loan agreement provides a variable interest rate at LIBOR plus 4%. During the construction phase, interest is due monthly. During the term phase, payments will be based on monthly amortized payments of principal and interest sufficient to amortize the remaining unpaid principal balance to a maturity date of March 31, 2013.

The senior loan agreement provides that the lender will hold back from disbursement from the senior loan a $4,200,000 construction contingency reserve and a $6,900,000 interest reserve until drawn on under the agreement, or if not drawn will be deposited into the debt service cash reserve account. A debt service cash reserve account will be set up based on 75% of Project Free Cash Flows as defined in the agreement up to an aggregate of $7,000,000 to be maintained with the lender. Additionally, beginning the first month of the second year of the term phase of the loan, and monthly thereafter, we will be required to deposit $50,000 in an interest-bearing account for capital expenditures for the replacement of machinery and equipment. As of June 30, 2007, $14,142,388 had been advanced on the construction term loan, and we were in compliance with all applicable terms, covenants and conditions thereof. After all equity proceeds and subordinated debt and tax increment financing proceeds have been spent on Project costs, and the other conditions precedent to the initial advance are satisfied, including for example that there be no event of default, then construction loan advances may be used to pay Project costs.

Tax Increment Financing (TIF)

The County has issued its Tax Incremental Bonds in the original aggregate principal amount of $2,490,000, pursuant to the Tax Increment Indenture. The Tax Increment Bonds are limited obligations of the County, payable solely from the collections of tax increments received by the County from the District which have been irrevocably pledged to the payment thereof, and from certain other money held by the County. The ethanol plant is located in the District and the availability of tax increment to pay the Tax Increment Bonds is dependent, in large part, upon the successful completion of the Project and its successful and continued operation. The Tax Increment Bonds are not general obligations of the County, the State of South Dakota, or any other political subdivision of the State.

The proceeds derived by the County from the sale of the Tax Increment Bonds will be applied to the following purposes: (i) to make a grant to the District to pay costs of land acquisition associated with the Project; (ii) to pay the costs of issuance of the Tax Increment Bonds; and (iii) to fund a debt service reserve fund to secure timely payment of the Tax Increment Bonds. Millennium has received the proceeds derived from the sale of the Tax Increment Bonds and $1,939,063 was made available for the land acquisition grant.

Subordinated Debt

The Mezzanine Loan was provided to us by Farmers Energy, a wholly-owned-or-controlled subsidiary of Rex Radio. The following are the terms of the Mezzanine Loan:

Loan Amount:	$14,000,000
Loan Term:	Seven (7) years.
Interest Rate:	Fixed at 15.6% (1.3% monthly)
Repayment/Amortization:	P&I payable monthly over a 10 year amortization.
Conversion Rights:

Farmers Energy will retain the right to purchase up to 20,000,000 Class C Units at $0.90 per unit (or 21,176,470 Class C Units at $0.85 per unit if conversion is requested earlier by Millennium) until the maturity date of the Mezzanine Loan. This constitutes all of the Class C Units. If Farmers Energy fully exercises its rights, the purchase price will be $18,000,000.

During the construction period, interest on the Mezzanine Loan will accrue and be added to the principal balance. Accrued interest is estimated to total approximately $2,650,000 during the construction period. Therefore, when the amortization period begins at the commencement of ethanol production, the principal balance of the Mezzanine Loan will total approximately $16,650,000. Millennium has the right to prepay the Mezzanine Loan down to a prepaid balance of $11,000,000, with a prepayment fee equal to six months interest on the prepaid amount.

The Mezzanine Loan is secured by a third mortgage and security interest on our property and payment is fully subordinated to the construction term loan, the tax exempt bonds, the letter of credit facility and the line of credit facility. Under the terms of the construction term loan agreement, the proceeds of the Mezzanine Loan are required to be expended on Project costs prior to any disbursement of the proceeds of the construction term loan or the proceeds of the tax exempt bonds. Farmers Energy has funded the Mezzanine Loan. As of December 31, 2006, the expected maturities of this Mezzanine Loan are as follows: 2007 $0; 2008 $676,543; 2009 $856,371; 2010 $999,943; 2011 $1,167,585; and thereafter $10,378,425.

Line of Credit

On June 29, 2006, we entered into a revolving credit and security agreement with Dougherty which provides for a revolving line of credit up to $7,000,000 to provide working capital for the operation of the Project. The revolving credit facility was subsequently assigned and transferred by the original lender on January 15, 2007 to First Bank & Trust, a South Dakota state bank. The revolving credit facility is secured by Millennium’s accounts and inventory. The revolving line of credit of $7,000,000 is limited to the amount calculated in the borrowing base report and expires May 28, 2009. The revolving loan agreement provides a variable interest rate at LIBOR plus 4%. There is a commitment fee of $140,000 and an unused line fee on the daily portion of the commitment at a rate of 1/4 of 1 percent per quarter payable on the last day of each quarter. As of June 30, 2007, no amounts had been advanced on the revolving loan. Millennium does not anticipate using the line of credit until closer to completion of the construction phase.

Off-Balance Sheet Transactions

As of June 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Given that we are involved in the construction of our ethanol plant and have not yet commenced operations (and do not expect to do so until early 2008), we are not yet engaged in the level of trading and market activity that will be present when our facility is in full operation.  In anticipation of the completion of our facility, we have made our initial arrangements to acquire corn for use in the facility initial operations.  We have entered into contracts for the purchase of approximately 7.6 million bushels of corn at various times and at various prices (including some prices above and some prices below current market prices for corn).  When construction of our ethanol plant has been completed and we begin active operations, we will be entering into arrangements pursuant to which we will be exposed to certain market risks.  Prior to the commencement of active operations, we will adopt policies and strategies to manage any such market risk exposures.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on those evaluations, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were not effective because of the material weaknesses discussed below.

As a result of the audit of our financial statements as of December 31, 2006, material weaknesses in internal control over financial reporting were identified, related to an inadequate segregation of accounting and financial reporting duties and not having accounting resources with specialized knowledge necessary to address the complex transactions we are entering into.  Our management is working with our Audit Committee to identify and implement corrective actions where required to improve our internal controls, including the enhancement of our reporting systems and procedures. Changes made in these areas were or will be determined with the involvement of our Audit Committee, our general counsel, our Chief Financial Officer and our Chief Executive Officer.  Our efforts to remediate the remaining weaknesses will be focused on hiring additional accounting personnel with specific expertise to address our financial reporting requirements if the proposed merger with US BioEnergy is not completed.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated May 31, 2007 between US BioEnergy Corporation, US Bio Acquisition Sub, LLC and Millennium Ethanol, LLC(1)

10.1	Service Provider Consent and Amendment to Electric Service Agreement dated May 24, 2007 between Southeastern Electric Cooperative, Inc. and Millennium Ethanol, LLC(1)

10.2	Base Contract for Sale and Purchase of Natural Gas between BP Canada Energy Marketing Corp. and Millennium Ethanol, LLC

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

 (1) Incorporated by reference to Millennium Ethanol, LLC’s Registration Statement on Amendment No.1 to Form 10 filed with the Securities and Exchange Commission on June 18, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM ETHANOL, LLC.

Date: August 14, 2007	By:	/s/ Steve Domm
Steve Domm
Chief Executive Officer

Date: August 14, 2007	By:	/s/ Brent Edwards
Brent Edwards
Chief Financial Officer